Form 10QSB
period 2007-03-31
Telos, Inc.
filed 2007-05-16
CIK 1387000

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52424

Telos, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-8088635
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

c/o Pierre Narath
8192 College Parkway, Suite 18
Fort Myers, FL	33919
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: 239-267-5287
facsimile number: 239-267-8765

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of May 15, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TELOS, INC.

- INDEX -

Page
PART I - FINANCIAL STATEMENTS:

Item 1. Condensed Financial Statements	F-1

Condensed Balance Sheet as of March 31, 2007 (unaudited) and December 31, 2006	F-1

Condensed Statements of Operations for the Three Months Ended March 31, 2007, and the Period From December 20, 2006 (Inception) through March 31, 2007 (unaudited)	F-2

Condensed Statement of Changes in Stockholder's Deficiency for the Period From December 20, 2006 (Inception) through March 31, 2007 (unaudited)	F-3

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2007 and the Period From December 20, 2006 (Inception) through March 31, 2007 (unaudited)	F-4

Notes to Condensed Financial Statements (unaudited)	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	2

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

TELOS, INC.
(A development Stage Company)
CONDENSED BALANCE SHEET

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$11,588	$20,000
Prepaid expenses	-	4,700

Total Current Assets	$11,588	$24,700

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities:
Accounts payable	$14,288	$-
Accrued expenses	634	-
Due to stockholder	24,900	24,900
Total Current Liabilities	39,822	24,900

Stockholder's Deficiency
Preferred stock-$.0001 par value-10,000,000 shares
authorized; -0- shares issued and outstanding
Common stock, $.0001 par value; authorized 200,000,000 shares;
issued and outstanding 1,000,000 and 1,000,000 shares	100	100

(Deficit) accumulated during the development stage	(28,334)	(300)

Total Stockholder's Deficiency	(28,234)	(200)

Total Liabilities and Stockholder's Deficiency	$11,588	$24,700

See accompanying notes to Condensed Financial Statements

TELOS, INC.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

		Period from
	For the	December 20, 2006
	Three Months	(Inception)
	Ended	Through
	March 31, 2007	March 31, 2007
Net Sales	$—	$—

Cost of Sales	—	—

Gross Profit	—	—

General and Administrative Expenses	(28,034)	(28,334)

Net Loss	$(28,034)	$(28,334)

Basic and Diluted Loss Per Share	$(0.03)

Weighted Average Number of Common Shares Outstanding	1,000,000

See accompanying notes to the condensed financial statements.

TELOS, INC.
(A Development Stage Company)
Condensed Statement of Changes in Stockholder's Deficiency
For the Period From December 20, 2006 (Inception) through March 31, 2007

					(Deficit)
					Accumulated
					During the
	Preferred Stock		Common Stock		Development	Stockholder's
	Shares	Amount	Shares	Amount	Stage	Deficiency
Issuance of common stock - December 21, 2006	—	$—	1,000,000	$100	$—	$100

Net loss	—	—	—	—	(300)	(300)

Balance, December 31, 2006	—	—	1,000,000	100	(300)	(200)

Net loss	—	—	—	—	(28,034)	(28,034)

Balance, March 31, 2007 (unaudited)	—	$—	1,000,000	$100	$(28,334)	$(28,234)

See accompanying notes to the condensed financial statements.

TELOS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)
		Period from
	For the Three	December 20, 2006
	Months	(Inception)
	Ended	Through
	March 31, 2007	March 31, 2007
Cash Flows from Operating Activities

Net loss	$(28,034)	$(28,334)

Adjustments to reconcile net loss to net cash used in
operating activities:
Decrease in prepaid expenses	4,700	-
Increase in accrued expenses	634	634
Increase in accounts payable	14,288	14,288

Net Cash Used In Operating Activities	(8,412)	(13,412)

Cash Flows from Financing Activities
Proceeds from advance from stockholder	-	24,900
Proceeds from issuance of stock	-	100
Net cash provided by financing activities	-	25,000
Net (decrease) increase in cash	(8,412)	11,588

Cash, beginning of period	20,000	—

Cash, end of period	$11,588	$11,588

See accompanying notes to the condensed financial statements.

TELOS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2007 (unaudited)

NOTE 1 -	ORGANIZATION AND BUSINESS:

TELOS, Inc., a Development Stage Company, (the “Company”) was incorporated in the state of Delaware on December 27, 2006 with the objective to acquire, or merge with, an operating business.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly traded corporation and, to a lesser extent, desires to employ the Company's funds in its business. The Company's principal business objective over the next twelve months and beyond will be to achieve long-term growth potential through a combination with a business rather than immediate short-term earnings. The Company will not restrict its potential target companies to any specific business, industry or geographical location. The analysis of business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company.

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $28,334 and utilized cash of $13,412 in operating activities during the period from inception (December 20, 2006) through March 31, 2007, and had a working capital deficiency of $28,234 and stockholder’s deficiency of $28,234 at March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS:

The accompanying Condensed Financial Statements have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company's Form 10SB for the period December 20, 2006 (inception) through December 31, 2006.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b)	Cash Equivalents:

The Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There are no cash equivalents at the balance sheet date.

(c)	Income Taxes:

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

(d)	Fair Value of Financial Instruments:

The Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. The estimated fair value of due to shareholder is based on borrowing rates currently available to the Company for loans with similar terms and maturities.

(e)	Loss per Common Share:

The Company computes earnings (loss) per common share under Statement of Financial Accounting Standards No. 128, “Earnings per Share” (SFAS No. 128), which requires presentation of Basic and Diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures, unless antidilutive. At March 31, 2007, the Company had no potentially dilutive securities.

(f)	Adoption of New Accounting Policy:

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company began filling income tax returns for 2006 in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations .

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, The Company has no accrued interest or penalties related to uncertain tax positions.

(g)	Recent Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on results of operations, financial position, or cash flows.

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its results of operations, financial position, or cash flows.

TELOS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Three Months Ended March 31, 2007 (unaudited)

NOTE 3 -	COMMON STOCK:

The Company is authorized to issue up to two hundred million (200,000,000) shares of common stock. On December 21, 2006 the Company issued one million (1,000,000) shares of common stock to Pierre Narath, the sole officer and director for aggregate cash consideration of $100.

NOTE 4 -	PREFERRED STOCK:

The Company is authorized to issue up to ten million (10,000,000) shares of preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

NOTE 5 -	INCOME TAXES:

The Company uses the asset and liability method of accounting for income taxes. Deferred income taxes are recognized based on the differences between financial statement and income tax valuations of assets and liabilities using applicable tax rates for the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax asset amounts to the amount expected to be realized. The provision for income taxes represents the tax payable (or benefit) for the period and the change in deferred tax assets and liabilities during the year.

NOTE 6 -	LOAN FROM STOCKHOLDER:

On December 29, 2006, the Company received a $24,900 loan from Pierre Narath, its sole stockholder. Interest will accrue at a rate of 10% per annum until the earlier of the completion of a merger and December 31, 2008. The loan is unsecured and payable on demand. At March 31, 2007, the Company was indebted to Mr. Narath, on this note, in the am ount of $25,534, including accrued interest.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation. The Company has not realized any revenues from operations since December 20, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 20, 2006 (inception) to March 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources: On December 29, 2006, the Company received a $24,900 loan from Mr. Narath. Interest will accrue at a rate of 10.0% per annum until the earlier of the completion of a merger or December 31, 2008. The loan is unsecured and payable on demand. At March 31, 2007, the Company was indebted to Mr. Narath in the amount of $25,534, including accrued interest.

At March 31, 2007, the Company had cash of $11,588 resulting from the proceeds of the loan from Mr. Narath and the sale of 1,000,000 shares of Common Stock to Mr. Narath for cash consideration of $100 less $13,412 the Company used to fund operations for the period from inception through March 31, 2007. There can be no assurance that additional financing will be available to the Company when and if it is needed, or that if available, that it will be available on terms acceptable to the Company.

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $28,334 and utilized cash of $13,412 in operating activities during the period from inception (December 20, 2006) through March 31, 2007, and had a working capital deficiency of $28,234 and stockholder’s deficiency of $28,234 at March 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

ADOPTION OF NEW ACCOUNTING POLICY

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of March 31, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company began filling income tax returns for 2006 in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of March 31, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No. 115” (FAS 159).  FAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its results of operations, financial position or, cash flows.

1

In September 2006, the FASB issued FAS No. 157 (“FAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its results of operations, financial position, or cash flows.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended March 31, 2007.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3.  Defaults Upon Senior Securities. None.

Item 4.  Submission of Matters to a Vote of Security Holders. None.

Item 5.  Other Information. None.

Item 6. Exhibits.

Index to Exhibits
Exhibit	Description
*3.1	Certificate of Incorporation

*3.2	By-Laws

31.1
Certification of the Company's President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007.

32.1	Certification of the Company's President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on January 29, 2007, and incorporated herein by this reference.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

TELOS, INC.

Date: May 15, 2007	By:	Pierre A. Narath
Name: Pierre A. Narath Title: President

3