Form 10QSB
period 2007-06-30
Telos, Inc.
filed 2007-08-16
CIK 1387000

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of August 15, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

TELOS, INC.

- INDEX -

Page
PART I – FINANCIAL STATEMENTS:

Item 1. Condensed Financial Statements

Condensed Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	F-1

Condensed Statements of Operations for the Six and Three Months Ended June 30, 2007, and the Period From December 20, 2006 (Inception) through June 30, 2007 (unaudited)	F-2

Condensed Statement of Changes in Stockholder's Deficiency for the Period From December 20, 2006 (Inception) through June 30, 2007 (unaudited)	F-3

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2007 and the Period From December 20, 2006 (Inception) through June 30, 2007 (unaudited)	F-4

Notes to Condensed Financial Statements (unaudited)	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	2

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

TELOS, INC.
(A development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$1,335	$20,000
Prepaid expenses	-	4,700

Total Current Assets	$1,335	$24,700

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

Current Liabilities:
Accounts payable	$8,438	$-
Accrued expenses	1,257	-
Due to stockholder	24,900	24,900
Total Current Liabilities	34,595	24,900

Stockholder's Deficiency
Preferred stock-$.0001 par value-10,000,000 shares authorized; -0- shares issued and outstanding	-	-

Common stock, $.0001 par value; authorized 200,000,000 shares; issued and outstanding 1,000,000 and 1,000,000 shares	100	100

Deficit accumulated during the development stage	(33,360)	(300)

Total Stockholder's Deficiency	(33,260)	(200)

Total Liabilities and Stockholder's Deficiency	$1,335	$24,700

See accompanying notes to Condensed Financial Statements

TELOS, INC.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	For the Six Months Ended June 30, 2007	For the Three Months Ended June 30, 2007	For the Period December 20, 2006 (Inception) Through June 30, 2007

Revenues	$-	$-	$-

General and administrative expenses	33,060	5,026	33,360

Net Loss	$(33,060)	$(5,026)	$(33,360)

Basic and Diluted Loss Per Share	$(0.03)	$(0.01)

Weighted Average Number of Common Shares Outstanding	1,000,000	1,000,000

See accompanying notes to the condensed financial statements

TELOS, INC.
(A Development Stage Company)
Condensed Statement of Changes in Stockholder's Deficiency
For the Period From December 20, 2006 (Inception) through June 30, 2007 (Unaudited)

					(Deficit)
					Accumulated
					During the
	Preferred Stock		Common Stock		Development	Stockholder's
	Shares	Amount	Shares	Amount	Stage	Deficiency

Issuance of common stock - December 21, 2006	—	$—	1,000,000	$100	$—	$100

Net loss	—	—	—	—	(300)	(300)

Balance, December 31, 2006	—	—	1,000,000	100	(300)	(200)

Net loss	—	—	—	—	(33,060)	(33,060)

Balance, June 30, 2007 (unaudited)	—	$—	1,000,000	$100	$(33,360)	$(33,260)

See accompanying notes to the condensed financial statements.

TELOS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

		Period from
	For the Six	December 20, 2006
	Months	(Inception)
	Ended	Through
	June 30, 2007	June 30, 2007
Cash Flows from Operating Activities

Net loss	$(33,060)	$(33,360)

Adjustments to reconcile net loss to net cash used in
operating activities:
Decrease in prepaid expenses	4,700	-
Increase in accrued expenses	1,257	1,257
Increase in accounts payable	8,438	8,438

Net Cash Used In Operating Activities	(18,665)	(23,665)

Cash Flows from Financing Activities
Proceeds from advance from stockholder	-	24,900
Proceeds from issuance of stock	-	100
Net cash provided by financing activities	-	25,000
Net (decrease) increase in cash	(18,665)	1,335

Cash, beginning of period	20,000	—

Cash, end of period	$1,335	$1,335

See accompanying notes to the condensed financial statements.

TELOS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2007 (unaudited)

NOTE 1 -	ORGANIZATION AND BUSINESS:

TELOS, Inc., a Development Stage Company, (the “Company”) was incorporated in the state of Delaware on December 20, 2006 with the objective to acquire, or merge with, an operating business.

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

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $33,360 and utilized cash of $23,665 in operating activities during the period from inception (December 20, 2006) through June 30, 2007, and had a working capital deficiency of $33,260 and stockholder’s deficiency of $33,260 at June 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

BASIS OF PRESENTATION FOR INTERIM FINANCIAL STATEMENTS:

The accompanying Condensed Financial Statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and related footnotes included in the Company’s latest Annual Report on Form 10-SB. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2007, and the statements of operations for the three and six month periods ended June 30, 2007 and statement of cash flows for the six month period ended June 30, 2007 have been included. The results of operations for interim periods are not necessarily indicative of the results which may be realized for the full year.

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

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

(d)	Fair Value of Financial Instruments:

The Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. The estimated fair value of due to shareholder is based on borrowing rates currently available to the Company for loans with similar terms and maturities.

(e)	Loss per Common Share:

The Company computes earnings (loss) per common share under SFAS No. 128, “Earnings per Share” (SFAS No. 128), which requires presentation of Basic and Diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible debentures, unless antidilutive. At June 30, 2007, the Company had no potentially dilutive securities.

(f)	Adoption of New Accounting Policy:

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”) —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company began filing income tax returns for 2006 in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations .

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, The Company has no accrued interest or penalties related to uncertain tax positions.

(g)	Recent Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on results of operations, financial position, or cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its results of operations, financial position, or cash flows.

TELOS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
Six Months Ended June 30, 2007 (unaudited)

NOTE 3 -	COMMON STOCK:

The Company is authorized to issue up to two hundred million (200,000,000) shares of common stock. On December 21, 2006 the Company issued one million (1,000,000) shares of common stock to Pierre Narath, the sole officer and director, for aggregate cash consideration of $100.

NOTE 4 -	PREFERRED STOCK:

The Company is authorized to issue up to ten million (10,000,000) shares of preferred stock with designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors of the Company.

NOTE 5 -	LOAN FROM STOCKHOLDER:

On December 29, 2006, the Company received a $24,900 loan from Pierre Narath, its sole stockholder. Interest will accrue at a rate of 10% per annum until the earlier of the completion of a merger and December 31, 2008. The loan is unsecured and payable on demand. At June 30, 2007, the Company was indebted to Mr. Narath, on this note, in the amount of $26,157, including accrued interest.

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 20, 2006 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Liquidity and Capital Resources: On December 29, 2006, the Company received a $24,900 loan from Mr. Narath. Interest will accrue at a rate of 10.0% per annum until the earlier of the completion of a merger or December 31, 2008. The loan is unsecured and payable on demand. At June 30, 2007, the Company was indebted to Mr. Narath in the amount of $26,157, including accrued interest.

At June 30, 2007, the Company had cash of $1,335 resulting from the proceeds of the loan from Mr. Narath and the sale of 1,000,000 shares of Common Stock to Mr. Narath for cash consideration of $100 less $23,665 the Company used to fund operations for the period from inception through June 30, 2007. There can be no assurance that additional financing will be available to the Company when and if it is needed, or that if available, that it will be available on terms acceptable to the Company.

The accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company had a net loss of $33,360 and utilized cash of $23,665 in operating activities during the period from inception (December 20, 2006) through June 30, 2007, and had a working capital deficiency of $33,260 and stockholder’s deficiency of $33,260 at June 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury or with additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

ADOPTION OF NEW ACCOUNTING POLICY

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), —an interpretation of FASB Statement No. 109, Accounting for Income Taxes.” The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of June 30, 2007, the Company does not have a liability for unrecognized tax benefits.

The Company began filing income tax returns for 2006 in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of June 30, 2007, the Company has no accrued interest or penalties related to uncertain tax positions.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities  — Including an amendment of SFAS Statement No. 115” (SFAS 159).  SFAS 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its results of operations, financial position or, cash flows.

1

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this standard will have on its results of operations, financial position, or cash flows.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended June 30, 2007.

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

31.1
Certification of the Company's President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

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

TELOS, INC.

Date: August 15, 2007	By:	Pierre A. Narath Name: Pierre A. Narath
Title: President

3